Form 10-K
period 2003-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2004-03-30
CIK 1267332

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K


                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                          ----------------------------

    For the fiscal year ended:                      Commission file number:
    December 31, 2003                                       001-31941

                          MERRILL LYNCH DEPOSITOR, INC.
                  (ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
             (Exact name of registrant as specified in its charter)

                Delaware                                 13-3891329
             (State or other                         (I. R. S. Employer
             jurisdiction of                         Identification No.)
             incorporation)




         World Financial Center,                            10080
           New York, New York                            (Zip Code)
          (Address of principal
           executive offices)

                          ----------------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

INDEXPLUS Trust Certificates Series 2003-1, listed on The New York Stock
Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's class of common stock, as of the latest practicable date.

Not Applicable.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.


     PART I

     Item 1.   Business

               For information with respect to the underlying securities held by INDEXPLUS Trust Series 2003-1, please refer to respective periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information of: The Boeing Company (Commission file number 001-00442); Citigroup Inc. (Commission file number 001-09924); Credit Suisse First Boston (USA), Inc. (Commission file number 001-06862); DaimlerChrysler North

               America Holding Corporation (Commission file number 333-13160); DaimlerChrysler AG (Commission file number 001-12356); Ford Motor Company (Commission file number 001-03950); General Electric Capital Corporation (Commission file number 001-06461); General Motors Acceptance Corporation (Commission file number 001-03754); The Goldman Sachs Group, Inc. (Commission file number 001-14965); Johnson & Johnson (Commission file number 001-03215); The May Department Stores Company (New York) (Commission file number 333-42940); The May Department Stores Company (Delaware) (Commission file number 001-00079); Time Warner Inc. (Commission file number 001-15062); Time Warner Companies, Inc. (Commission file number 001-08637); Turner Broadcasting System, Inc. (Commission file number 001-08911); United States Department of Treasury; Valero Energy Corporation (Commission file number 001-04718); Verizon Communications Inc. (Commission file number 001-08606); Verizon Global Funding Corp. (Commission file number 333-73612); Viacom Inc. (Commission file number 001-09553); Viacom International Inc. (Commission file number 001-15153) and Weyerhaeuser Company (Commission file number 001-04825) on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the respective underlying securities issuers have filed electronically with the SEC.

               Although we have no reason to believe the information concerning the respective underlying securities or the respective underlying securities issuers contained in the underlying securities issuer's Exchange Act reports are not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the respective underlying securities issuers (including, without limitation, no investigation as to their respective financial condition or creditworthiness) or of the respective underlying securities has been made. You should obtain and evaluate the same information concerning the respective underlying securities issuers as you would obtain and evaluate if your investment were directly in the respective underlying securities or in other securities issued by the respective underlying securities issuers. There can be no assurance that events affecting the respective underlying securities or the respective underlying securities issuesr have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

               INDEXPLUS Trust Series 2003-1 was established on December 17, 2003 pursuant to the INDEXPLUS Trust Certificates Series 2003-1 Series Supplement dated December 17, 2003 as attached as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2003.

     Item 2.   Properties

               None.

     Item 3.   Legal Proceedings

               None.

     Item 4.   Submission of Matters to a Vote of Security Holders

               None.

     PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters

               The Trust Certificates issued by INDEXPLUS Trust Series 2003-1 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on the New York Stock Exchange.

     Item 6.   Selected Financial Data

               Not Applicable.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Not Applicable.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

               Not Applicable.

     Item 8.   Financial Statements and Supplementary Data

               Not Applicable.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

               None.

     Item 9A.  Controls and Procedures

               The Registrant has procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.


     PART III

     Item 10.  Directors And Executive Officers Of The Registrant

               Not Applicable.

     Item 11.  Executive Compensation

               Not Applicable.

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

               (a) Securities Authorized For Issuance Under Equity Compensation
                   Plans: None.

               (b) Security Ownership Of Certain Beneficial Owners: None.

               (c) Security Ownership Of Management: Not Applicable.

               (d) Changes In Control: None.

     Item 13.  Certain Relationships and Related Party Transactions

               None.

     Item 14.  Principal Accounting Fees and Services

               Not Applicable.

     PART IV

     Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a)(1) Financial Statements: Not Applicable

               (a)(2) Financial Statement Schedules: Not Applicable

               (a)(3) List of Exhibits

                      The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                           31.1 Certification of President of Registrant dated March 30, 2004, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                           99.1. Trustee's Annual Compliance Certificate dated
                                 March 30, 2004.

                           99.2. Independent Accountants' Report dated March 30,
                                 2004, Management's Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 30, 2004 and PPLUS Minimum Servicing Standards.


                    (b)  Reports on Form 8-K

                         Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2003 which includes as exhibits thereto, the Terms Agreement between the Registrant and Merrill Lynch, Pierce, Fenner & Smith, Incorporated dated December 11, 2003 and the INDEXPLUS Trust Certificates Series 2003-1 Series Supplement, dated as of December 17, 2003, between the Registrant and the Trustee.

                    (c)  Exhibits

                         The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             MERRILL LYNCH DEPOSITOR, INC.

Date: March 30, 2004                         By: /s/ Michael Frank Connor
                                                 -------------------------------
                                                 Name:  Michael Frank Connor
                                                 Title: President