Form 10-K
period 2005-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2006-03-30
CIK 1267332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

                                 ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                             ----------------------

           For the fiscal year ended:             Commission file number:
                December 31, 2005                        001-31941

                         MERRILL LYNCH DEPOSITOR, INC.
                  (ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
             (Exact name of registrant as specified in its charter)


                  DELAWARE                            13-3891329
               (State or other                    (I. R. S. Employer
              jurisdiction of                    Identification No.)
                in corporation)

            WORLD FINANCIAL CENTER,                     10080
              NEW YORK, NEW YORK                      (Zip Code)
            (Address of principal
              executive offices)

                             ----------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

INDEXPLUS Trust Certificates Series 2003-1, listed on The New York Stock
Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [ ]  No [X]

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

                                      [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

       PART I

       ITEM 1.   BUSINESS

                 For information with respect to the underlying securities held by INDEXPLUS Trust Series 2003-1, please refer to respective periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information of: The Boeing Company (Commission file number 001-00442); Citigroup Inc. (Commission file number 001-09924); Credit Suisse First Boston (USA), Inc. (Commission file number 001-06862); DaimlerChrysler North America Holding Corporation (Commission file number 333-13160); DaimlerChrysler AG (Commission file number 001-12356); Ford Motor Company (Commission file number 001-03950); General Electric Capital Corporation (Commission file number 001-06461); General Motors Acceptance Corporation (Commission file number 001-03754); The Goldman Sachs Group, Inc. (Commission file number 001-14965); Johnson & Johnson (Commission file number 001-03215); Federated Retail Holdings Inc. (Commission file number 333-42940); The May Department Stores Company LLC (Commission file number 001-00079); Time Warner Inc. (Commission file number 001-15062); Time Warner Companies, Inc. (Commission file number 001-08637); Turner Broadcasting System, Inc. (Commission file number 001-08911); United States Department of Treasury; Valero Energy Corporation (Commission file number 001-13175); Verizon Communications Inc. (Commission file number 001-08606); Verizon Global Funding Corp. (Commission file number 333-73612); Viacom Inc. (Commission file number 001-09553); Viacom International Inc. (Commission file number 001-15153) and Weyerhaeuser Company (Commission file number 001-04825) on file with the Securities and Exchange Commission (the "SEC). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http:// www.sec.gov, which contains reports, proxy and information statements and other information that the respective underlying securities issuers have filed electronically with the SEC.

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

       ITEM 1A.  RISK FACTORS

                 Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities issuer may file in its Exchange Act reports as referenced in Item 1 above.

                 IF THE TRUST CERTIFICATES OR ANY OF THE UNDERLYING SECURITIES ARE REDEEMED PRIOR TO THEIR MATURITY DATE, YOU MAY NOT BE ABLE TO REINVEST YOUR REDEMPTION PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES.

                 The yield you will realize on your trust certificates depends upon several factors, including:

                 o  the purchase price of the trust certificates,

                 o  when you acquire your trust certificates,

                 o whether an underlying securities issuer exercises an option to redeem underlying securities, and

                 o whether the trust redeems the trust certificates prior to the final scheduled distribution date.

                 The description of the underlying securities in the applicable prospectus supplement indicates which of the underlying securities can be redeemed prior to maturity at the option of the associated underlying securities issuer. Because the indicated underlying securities issuers have the right to redeem the indicated underlying securities early, we cannot assure you that the trust will be able to hold those underlying securities until their maturity date.

                 YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                 Distributions on the trust certificates will be made only from available assets of the trust. The trust will have no significant assets other than the portfolio of underlying securities. The trust certificates are not obligations of and do not represent any interests in the underwriter, the depositor, the trustee, the market agent, the calculation agent or any of their affiliates. Neither we nor the underwriter, the trustee, the market agent, the calculation agent or any other person or entity will be obligated to make any payments on the trust certificates from its own assets, and trust certificates holders will have no recourse against any of them or their respective assets. If the payments received from the underlying securities are insufficient to make distributions on the trust certificates, you may not receive all or part of the full amount due on your trust certificates.

                 NEITHER WE NOR THE TRUSTEE, THE UNDERWRITER, THE MARKET AGENT, THE CALCULATION AGENT NOR ANY OF THEIR AFFILIATES WILL MANAGE THE UNDERLYING SECURITIES

                 Except as described below, the trust will not dispose of any of the underlying securities, even if an event occurs that adversely affects any underlying securities issuer and/or the value of any or all of the underlying securities. Under the applicable trust agreement, the trust will dispose of an underlying security only if:

                 o there is a credit event on an underlying security or an underlying securities issuer,

                 o there is a non-payment-related default that accelerates the maturity of an underlying security, or

                 o in the case of an underlying securities issuer that is obliged to file Exchange Act reports, the relevant underlying securities issuer ceases to file Exchange Act reports and the related underlying securities comprise 10% or more of the assets of the trust.

                 Under the above circumstances, the trustee must retain a market agent who will sell the defaulted underlying security on or after the 30th day after receipt of notice of the default in accordance with the sale procedures described in the applicable prospectus supplement and distribute the net proceeds from such sale to the holders of the trust certificates pro rata even if adverse market conditions exist. Neither the trustee nor the market agent has discretion to do otherwise. If adverse market conditions exist at the time of the sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities and sold them at a later date.

                 THE VALUE OF THE TRUST CERTIFICATES DEPENDS UPON THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUERS AND THE MARKET PRICES OF THE UNDERLYING SECURITIES.

                 The trust certificates represent interests in obligations of the underlying securities issuers and will be subject to all the risks associated with directly investing in each underlying securities issuer's debt obligations. The underlying indenture and the terms and conditions governing each underlying security may not limit the amount of indebtedness that may be incurred by the relevant underlying securities issuer. In addition, an investment in the trust certificates represents an investment in the underlying securities and most of the underlying securities are not listed on any securities exchange. The underlying securities are generally purchased and sold through dealers who make a market in such securities for their own accounts, and there may be significant disparities in the prices quoted for any of the underlying securities by securities dealers at any point in time. Therefore, the market for any of the underlying securities is less liquid than the market for securities which are traded through a securities exchange and the aggregate market value of a comparable amount of the underlying securities may be higher than the market price of the trust certificates. You should consider the nature of each underlying security and the credit risk of each underlying securities issuer before making an investment decision regarding the trust certificates.

                 THE TRUST CERTIFICATEHOLDERS MAY SUFFER A LOSS UPON THE OCCURRENCE OF A REMOVAL EVENT

                 Should a removal event, as described in the applicable prospectus supplement, occur with respect to an underlying security, the trustee on behalf of the trust will instruct the market agent to sell such underlying security and distribute the net proceeds of the sale of such underlying security to the trust certificateholders. In such case, the certificate principal balance of the trust certificates will be reduced by the principal amount of the underlying security subject to such removal event. If the amount distributable to the trust certificateholders from the proceeds of the sale of the underlying securities subject to the removal event is less than the principal amount of such underlying securities plus any accrued and unpaid interest thereof the trust certificateholders will suffer a loss. Additionally, if less than all of such underlying securities are sold and the applicable underlying securities issuer defaults on payments due on such unsold underlying securities, the trust certificateholders will suffer a loss. The trust certificateholders will also bear the risk of reinvestment resulting from the reduction in the certificate principal balance of the trust certificates.

                 THE PASS-THROUGH RATE MAY BE REDUCED UPON PAYMENT OF PRINCIPAL ON OR THE OCCURRENCE OF A REMOVAL EVENT WITH RESPECT TO UNDERLYING SECURITIES

                 Because the pass-through rate on the trust certificates will be determined in part by the weighted average interest rate of the underlying securities, payments of principal on an underlying security or the occurrence of a removal event may cause the pass-through rate to decrease depending upon the interest rate of such underlying security.

                 AS UNDERLYING SECURITIES ARE REMOVED FROM THE TRUST AT THEIR MATURITY, REDEMPTION OR SALE, THE POOL OF UNDERLYING SECURITIES WILL BECOME LESS DIVERSIFIED AND YOUR EXPOSURE TO ECONOMIC FACTORS THAT DISPROPORTIONATELY AFFECT ONE OR MORE OF THE REMAINING UNDERLYING SECURITIES WILL INCREASE.

                 As underlying securities mature, underlying securities are redeemed or sold, or removal events occur, the pool of underlying securities held by the trust will become less diversified. These events could increase your risk of loss resulting from the decline in one or more of the economic factors disproportionately affecting any of the remaining underlying securities.

                 PRINCIPAL AND INTEREST PAYMENTS ON THE UNDERLYING SECURITIES ARE UNSECURED OBLIGATIONS OF THE UNDERLYING SECURITIES ISSUERS

                 Distributions on the trust certificates depend primarily on principal and interest payments on the underlying securities. Some of these payments are unsecured obligations of the underlying securities issuers. In any proceedings involving the insolvency, liquidation or winding up of an underlying securities issuer, holders of unsecured securities of that underlying issuer will be paid only after the holders of that underlying securities issuer's secured obligations are paid in full. As a result, you may not recover the principal amount of your trust certificates attributable to such underlying security.

                 THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                 At the time of issuance, Moody's and/or Fitch Ratings assigned ratings to the trust certificates on the original issue date in one of the four highest categories assigned to long-term debt.

                 Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not reflect upon the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that initial ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of any of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

                 POTENTIAL CONFLICTS OF INTERESTS MAY ARISE BETWEEN US, THE UNDERWRITER AND THE TRUST

                 We, Merrill Lynch, or one of its affiliates will acquire the underlying securities comprising the trust's portfolio. Potential conflicts of interests may arise as Merrill Lynch and its affiliates may engage in investment banking or may provide other services for some or all of the underlying securities issuers. In addition, Merrill Lynch and its affiliates may also own, make purchases or sales, including sales to the trust, establish long or short positions or engage in hedging activities in some or all of the underlying securities for their own accounts. All such activities may result in conflicts of interests among Merrill Lynch, its affiliates and the trust certificateholders.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

                 Not Applicable.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

                 Not Applicable.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                 (a)(1)  Financial Statements: Not Applicable.

                 (a)(2)  Financial Statement Schedules: Not Applicable.

                 (a)(3)  List of Exhibits

                 The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                     31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

                     99.1. Trustee's Annual Compliance Certificate dated February 21, 2006.

                     99.2. Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated
                             March 24, 2006, Registrant's Assertion on
                             Compliance with PPLUS Minimum Servicing Standards dated March 24, 2006 and PPLUS Minimum Servicing Standards.

                     99.3.   Report of Ernst & Young LLP, Independent
                             Registered Public Accounting Firm, dated
                             February 21, 2006, The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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

                                             MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                         By: /s/ Stephan Kuppenheimer
                                                -------------------------------
                                                  Name:  Stephan Kuppenheimer
                                                  Title:  President