Form 10-K
period 2006-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2007-03-26
CIK 1267332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2006	001-31941
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

WORLD FINANCIAL CENTER, NEW YORK, NEW YORK (Address of principal executive offices)	10080 (Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000
Securities registered pursuant to Section 12(b) of the Act:
INDEXPLUS Trust Certificates Series 2003-1, listed on The New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not Applicable.
Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
None.
PART I
ITEM 1. BUSINESS
For information with respect to the underlying securities held by INDEXPLUS Trust Series 2003-1, please refer to respective periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information of: The Boeing Company (Commission file number 001-00442); Citigroup Inc. (Commission file number 001- 09924); Credit Suisse (USA), Inc. (Commission file number 001-06862); DaimlerChrysler North America Holding Corporation (Commission file number 333-13160); DaimlerChrysler AG (Commission file number 001-12356); Ford Motor Company (Commission file number 001-03950); General Electric Capital Corporation (Commission file number 001-06461); GMAC LLC (Commission file number 001-03754); The Goldman Sachs Group, Inc. (Commission file number 001-14965); Johnson & Johnson (Commission file number 001-03215); Federated Retail Holdings Inc. (Commission file number 333-42940); Federated Department Stores, Inc. (Commission file number 001- 13536); Time Warner Inc. (Commission file number 001-15062); Time Warner Companies, Inc. (Commission file number 001-08637); Turner Broadcasting System, Inc. (Commission file number 001- 08911); United States Department of Treasury; Valero Energy Corporation (Commission file number 001-13175); Verizon Communications Inc. (Commission file number 001-08606); Verizon Global Funding Corp. (Commission file number 333-73612); CBS Corp. (Commission file number 001-09553); CBS Operations Inc. (Commission file number 001-15153) and Weyerhaeuser Company (Commission file number 001-04825) on file with the Securities and Exchange Commission (the “SEC). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http:// www.sec.gov, which contains reports, proxy and information statements and other information that the respective underlying securities issuers have filed electronically with the SEC.

Although we have no reason to believe the information concerning the respective underlying securities or the respective underlying securities issuers contained in the underlying securities issuer’s Exchange Act reports are not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the respective underlying securities issuers (including, without limitation, no investigation as to their respective financial condition or creditworthiness) or of the respective underlying securities has been made. You should obtain and evaluate the same information concerning the respective underlying securities issuers as you would obtain and evaluate if your investment were directly in the respective underlying securities or in other securities issued by the respective underlying securities issuers. There can be no assurance that events affecting the respective underlying securities or the respective underlying securities issuesr have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.
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
The yield you will realize on your trust certificates depends upon several factors, including:
•	the purchase price of the trust certificates,

•	when you acquire your trust certificates,

•	whether an underlying securities issuer exercises an option to redeem underlying securities, and

•	whether the trust redeems the trust certificates prior to the final scheduled distribution date.
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
NEITHER WE NOR THE TRUSTEE, THE UNDERWRITER, THE MARKET AGENT, THE CALCULATION AGENT NOR ANY OF THEIR AFFILIATES WILL MANAGE THE UNDERLYING SECURITIES
Except as described below, the trust will not dispose of any of the underlying securities, even if an event occurs that adversely affects any underlying securities issuer and/or the value of any or all of the underlying securities. Under the applicable trust agreement, the trust will dispose of an underlying security only if:
•	there is a credit event on an underlying security or an underlying securities issuer,

•	there is a non-payment-related default that accelerates the maturity of an underlying security, or

•	in the case of an underlying securities issuer that is obliged to file Exchange Act reports, the relevant underlying securities issuer ceases to file Exchange Act reports and the related underlying securities comprise 10% or more of the assets of the trust.
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
The trust certificates represent interests in obligations of the underlying securities issuers and will be subject to all the risks associated with directly investing in each underlying securities issuer’s debt obligations. The underlying indenture and the terms and conditions governing each underlying security may not limit the amount of indebtedness that may be incurred by the relevant underlying securities issuer. In addition, an investment in the trust certificates represents an investment in the underlying securities and most of the underlying securities are not listed on any securities exchange. The underlying securities are generally purchased and sold through dealers who make a market in such securities for their own accounts, and there may be significant disparities in the prices quoted for any of the underlying securities by securities dealers at any point in time. Therefore, the market for any of the underlying securities is less liquid than the market for securities which are traded through a securities exchange and the aggregate market value of a comparable amount of the underlying securities may be higher than the market price of the trust certificates. You should consider the nature of each underlying security and the credit risk of each underlying securities issuer before making an investment decision regarding the trust certificates.
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
PRINCIPAL AND INTEREST PAYMENTS ON THE UNDERLYING SECURITIES ARE UNSECURED OBLIGATIONS OF THE UNDERLYING SECURITIES ISSUERS
Distributions on the trust certificates depend primarily on principal and interest payments on the underlying securities. Some of these payments are unsecured obligations of the underlying securities issuers. In any proceedings involving the insolvency, liquidation or winding up of an underlying securities issuer, holders of unsecured securities of that underlying issuer will be paid only after the holders of that underlying securities issuer’s secured obligations are paid in full. As a result, you may not recover the principal amount of your trust certificates attributable to such underlying security.
THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE
At the time of issuance, Moody’s and/or Fitch Ratings assigned ratings to the trust certificates on the original issue date in one of the four highest categories assigned to long-term debt.
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

POTENTIAL CONFLICTS OF INTERESTS MAY ARISE BETWEEN US, THE UNDERWRITER AND THE TRUST
We, Merrill Lynch, or one of its affiliates will acquire the underlying securities comprising the trust’s portfolio. Potential conflicts of interests may arise as Merrill Lynch and its affiliates may engage in investment banking or may provide other services for some or all of the underlying securities issuers. In addition, Merrill Lynch and its affiliates may also own, make purchases or sales, including sales to the trust, establish long or short positions or engage in hedging activities in some or all of the underlying securities for their own accounts. All such activities may result in conflicts of interests among Merrill Lynch, its affiliates and the trust certificateholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not Applicable.
ITEM 2. PROPERTIES
     None.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Trust Certificates issued by INDEXPLUS Trust Series 2003-1 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on the New York Stock Exchange.
ITEM 6. SELECTED FINANCIAL DATA
     Not Applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Not Applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not Applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Not Applicable.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
The Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2006, in respect of the June 20, 2006 distribution to holders of the INDEXPLUS Trust Certificates Series 2003-1, had been filed late. The Registrant has revised its procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.
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
     Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1	Certification of Vice President of Registrant dated March 26, 2007, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

99.1.	Trustee’s Annual Compliance Certificate dated March 22, 2007.

99.2.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 26, 2007, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 26, 2007 and PPLUS Minimum Servicing Standards.

99.3.	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated March 1, 2007, The Bank of New York’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 1, 2007 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 26, 2007	By:	/s/ Jason Liddell
		Name:	Jason Liddell
		Title:	Vice President