Form 10-K
period 2007-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2008-03-27
CIK 1267332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2007	001-31941
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

WORLD FINANCIAL CENTER, NEW YORK, NEW YORK (Address of principal executive offices)	10080 (Zip Code)

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
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
None.
PART I
ITEM 1. BUSINESS
For information with respect to the underlying securities held by INDEXPLUS Trust Series 2003-1, please refer to respective periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information of: The Boeing Company (Commission file number 001-00442); Citigroup Inc. (Commission file number 001- 09924); Credit Suisse (USA), Inc. (Commission file number 001-06862); DaimlerChrysler North America Holding Corporation (Commission file number 333-13160); Daimler AG (Commission file number 001-14561); Ford Motor Company (Commission file number 001-03950); General Electric Capital Corporation (Commission file number 001-06461); GMAC LLC (Commission file number 001-03754); The Goldman Sachs Group, Inc. (Commission file number 001-14965); Johnson & Johnson (Commission file number 001-03215); Macy’s Holdings Inc. (Commission file number 333-42940); Macy’s Inc. (Commission file number 001- 13536); Time Warner Inc. (Commission file number 001-15062); Time Warner Companies, Inc. (Commission file number 001-08637); Turner Broadcasting System, Inc. (Commission file number 001- 08911); United States Department of Treasury; Valero Energy Corporation (Commission file number 001-13175); Verizon Communications Inc. (Commission file number 001-08606); Verizon Global Funding Corp. (Commission file number 333-73612); CBS Corporation (Commission file number 001-09553); CBS Operations Inc. (Commission file number 333-62052-01) and Weyerhaeuser Company (Commission file number 001-04825) on file with the Securities and Exchange Commission (the “SEC). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http:// www.sec.gov, which contains reports, proxy and information statements and other information that the respective underlying securities issuers have filed electronically with the SEC.

Although we have no reason to believe the information concerning the respective underlying securities or the respective underlying securities issuers contained in the underlying securities issuer’s Exchange Act reports are not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the respective underlying securities issuers (including, without limitation, no investigation as to their respective financial condition or creditworthiness) or of the respective underlying securities has been made. You should obtain and evaluate the same information concerning the respective underlying securities issuers as you would obtain and evaluate if your investment were directly in the respective underlying securities or in other securities issued by the respective underlying securities issuers. There can be no assurance that events affecting the respective underlying securities or the respective underlying securities issuers have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.
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
     Not Applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Not Applicable.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
The Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008, in respect of the December 20, 2007 distribution to holders of the INDEXPLUS Trust Certificates Series 2003-1, had been filed late. The Registrant has revised its procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.
ITEM 9B. OTHER INFORMATION
     None.
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
     Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of Vice President of Registrant dated March 14, 2008, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

99.1.	Trustee’s Annual Compliance Certificate dated March 6, 2008.

99.2.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 14, 2008, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 14, 2008 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated March 5, 2008, The Bank of New York’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 5, 2008 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 25, 2008	By:	/s/ Ronald Monaco
		Name:	Ronald Monaco
		Title:	Vice President