Form 10-K
period 2011-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2012-03-09
CIK 1267332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2011	001-31941
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL STRUCTURED CREDIT TRADING NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number, including area code: (646) 855-6745
Securities registered pursuant to Section 12(b) of the Act:
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
ITEM 4. MINE SAFETY DISCLOSURES
     Not Applicable.
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
     Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of the Vice President of Registrant dated March 9, 2012, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

99.1.	Trustee’s Annual Compliance Certificate dated March 5, 2012.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated March 6, 2012, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 6, 2012 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated February 24, 2012, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 24, 2012 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 9, 2012	By:	/s/ John Marciano
		Name:	John Marciano
		Title:	Vice President