Form 10-K
period 2013-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2014-03-27
CIK 1267332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2013	001-31941
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL STRUCTURED CREDIT TRADING NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
None.

DOCUMENTS INCORPORATED BY REFERENCE
None.
PART I
ITEM 1. BUSINESS
For information with respect to the underlying securities held by INDEXPLUS Trust Series 2003-1, please refer to respective periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information of: The Boeing Company (Commission file number 001-00442); Citigroup Inc. (Commission file number 001-09924); Credit Suisse Group AG (Commission file number 001-33434) (condensed consolidated financial statements with respect to guarantor Credit Suisse Group AG and issuer Credit Suisse (USA) of the underlying securities); Ford Motor Company (Commission file number 001-03950); General Electric Capital Corporation (Commission file number 001-06461); Ally Financial Inc. (Commission file number 001-03754); The Goldman Sachs Group, Inc. (Commission file number 001-14965); Johnson & Johnson (Commission file number 001-03215); Macy’s Retail Holdings Inc. (Commission file number 333-42940); Macy’s, Inc. (Commission file number 001- 13536); Time Warner Inc. (Commission file number 001-15062); Time Warner Companies, Inc. (Commission file number 001-08637); Turner Broadcasting System, Inc. (Commission file number 001- 08911); United States Department of Treasury; Valero Energy Corporation (Commission file number 001-13175); Verizon Communications Inc. (Commission file number 001-08606); Verizon Global Funding Corp. (Commission file number 333-73612); CBS Corporation (Commission file number 001-09553); CBS Operations Inc. (Commission file number 333-62052-01) and Weyerhaeuser Company (Commission file number 001-04825) on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http:// www.sec.gov, which contains reports, proxy and information statements and other information that the respective underlying securities issuers have filed electronically with the SEC. The underlying securities issuer Daimler Finance North America LLC (“Daimler Finance”) and the guarantor, Daimler AG, no longer file periodic Exchange Act reports. Unless and until the underlying securities comprise 10% of the assets held by the trust, the trust is not required to liquidate its holdings of the asset. If such circumstances were to occur, such as an increase in concentration of Daimler Finance assets to at least 10% of total trust assets, the asset would have to be liquidated.

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
     Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of the Vice President of Registrant dated March 24, 2014, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

99.1.	Trustee’s Annual Compliance Certificate dated February 20, 2014.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated March 21, 2014, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 21, 2014 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated January 28, 2014, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated January 28, 2014 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 27, 2014	By:	/s/ John Marciano
		Name:	John Marciano
		Title:	Vice President