Form 10-K
period 2014-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2015-03-13
CIK 1267332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2014	001-31941
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑       Smaller reporting filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. MINE SAFETY DISCLOSURES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

EX-31.1: CERTIFICATION

EX-99.1: TRUSTEE'S ANNUAL COMPLIANCE CERTIFICATE

EX-99.2: REPORT OF PRICEWATERHOUSECOOPERS LLP

EX-99.3: REPORT OF KPMG LLP

PART I
ITEM 1. BUSINESS
Not Applicable.

ITEM 1A. RISK FACTORS
Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities issuer may file in its Exchange Act reports as referenced in the “Documents Incorporated by Reference” section above.
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
     Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of the President of Registrant dated March 13, 2015, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

99.1.	Trustee’s Annual Compliance Certificate dated February 23, 2015.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 11, 2015, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 11, 2015 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated February 20, 2015, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 20, 2015 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 13, 2015	By:	/s/ Dylan Lohonen
		Name:	Dylan Lohonen
		Title:	President