Form 10-K
period 2016-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2017-03-15
CIK 1267332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2016	001-31941
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

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
     Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of the President of Registrant dated March 15, 2017, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

99.1.	Trustee’s Annual Compliance Certificate dated February 28, 2017.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 7, 2017, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 7, 2017 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated February 21, 2017, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2017 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 15, 2017	By:	/s/ Mohammad N. Islam
		Name:	Mohammad N. Islam
		Title:	President