Form 10-K
period 2020-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2021-03-25
CIK 1267332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2020	001-31941
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

POTENTIAL CONFLICTS OF INTERESTS MAY ARISE BETWEEN US, THE UNDERWRITER AND THE TRUST
We, BofA Securities, Inc. (formerly known as Bank of America Merrill Lynch, the successor-in-interest to Merrill Lynch, Pierce, Fenner & Smith Incorporated), or one of its affiliates acquired the underlying securities comprising the trust’s portfolio. Potential conflicts of interests may arise as BofA Securities, Inc. and its affiliates may engage in investment banking or may provide other services for some or all of the underlying securities issuers. In addition, BofA Securities, Inc. and its affiliates may also own, make purchases or sales, including sales to the trust, establish long or short positions or engage in hedging activities in some or all of the underlying securities for their own accounts. All such activities may result in conflicts of interests among BofA Securities, Inc., its affiliates and the trust certificateholders.
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
     Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
4.1	For a description of the securities of the INDEXPLUS Trust Series 2003-1, see Prospectus Supplement (To Prospectus dated October 24, 2002) dated as of December 11, 2003 filed by the Depositor with the SEC on December 15, 2003 and incorporated here by reference.

31.1.	Certification of the President of Registrant dated March 25, 2021, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

99.1.	Trustee’s Annual Compliance Certificate dated February 18, 2021.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 15, 2021, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 15, 2021 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated March 4, 2021, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 4, 2021 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 25, 2021	By:	/s/ Matthew J. Nelson
		Name:	Matthew J. Nelson
		Title:	President