Form 10-K
period 2021-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2022-03-28
CIK 1267332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2021	001-31941
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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
ITEM 9B. OTHER INFORMATION
     None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
     Not Applicable.
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
     Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
4.1	For a description of the securities of the INDEXPLUS Trust Series 2003-1, see Prospectus Supplement (To Prospectus dated October 24, 2002) dated as of December 11, 2003 filed by the Depositor with the SEC on December 15, 2003 and incorporated here by reference.

31.1.	Certification of the President of Registrant dated March 28, 2022, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

99.1.	Trustee’s Annual Compliance Certificate dated February 22, 2022.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 8, 2022, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 8, 2022 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated February 23, 2022, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 23, 2022 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 28, 2022	By:	/s/ Matthew J. Nelson
		Name:	Matthew J. Nelson
		Title:	President