Form 10-K
period 2022-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2023-03-21
CIK 1267332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2022	001-31941

MERRILL LYNCH DEPOSITOR, INC.

(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number, including area code: (646) 855-6745

Securities registered pursuant to Section 12(b) of the Act:

INDEXPLUS Trust Certificates Series 2003-1, listed on The New York Stock Exchange American. Trading Symbol: IPB

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust Certificates issued by INDEXPLUS Trust Series 2003-1 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on The New York Stock Exchange American.

ITEM 6. [RESERVED]

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

Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: Not Applicable.

(a)(2) Financial Statement Schedules: Not Applicable.

(a)(3) List of Exhibits

The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

4.1	For a description of the securities of the INDEXPLUS Trust Series 2003-1, see Prospectus Supplement (To Prospectus dated October 24, 2002) dated as of December 11, 2003 filed by the Depositor with the SEC on December 15, 2003 and incorporated here by reference.

31.1.	Certification of the President of Registrant dated March 21, 2023, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

99.1.	Trustee’s Annual Compliance Certificate dated March 20, 2023.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 10, 2023, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 10, 2023 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Accountants, dated February 22, 2023, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 22, 2023 and PPLUS Minimum Servicing Standards.

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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 21, 2023	By:	/s/ Matthew J. Nelson
		Name:	Matthew J. Nelson
		Title:	President