Form 10-K
period 2023-12-31
MERRILL LYNCH DEPOSITOR INC INDEXPLUS TRUST SERIES 2003-1
filed 2024-03-22
CIK 1267332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2023	001-31941

MERRILL LYNCH DEPOSITOR, INC.

(ON BEHALF OF INDEXPLUS TRUST SERIES 2003-1)

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Yes ☐ No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

For information with respect to the underlying securities held by INDEXPLUS Trust Series 2003-1, please refer to respective periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information of: The Boeing Company (Commission file number 001-00442); Citigroup Inc. (Commission file number 001-09924); Credit Suisse Group AG (Commission file number 333-272452-02) (condensed consolidated financial statements with respect to guarantor Credit Suisse Group AG and issuer Credit Suisse (USA) of the underlying securities) and guarantor UBS Group AG (Commission file number 333-272452); Ford Motor Company (Commission file number 001-03950); Ally Financial Inc. (Commission file number 001-03754); General Motors Acceptance Corporation (Commission file number 001-06461); The Goldman Sachs Group, Inc. (Commission file number 001-14965); Johnson & Johnson (Commission file number 001-03215); Macy's Retail Holdings LLC (formerly known as Macy’s Retail Holdings, Inc. and the May Department Stores Company) (Commission file number 333-42940); Macy's, Inc. (Commission file number 001-13536); Warner Media, LLC (formerly known as Time Warner LLC and Time Warner Inc.) (Commission file number 001-15062); Time Warner Companies, Inc. (Commission file number 001-08637); Turner Broadcasting System, Inc. (Commission file number 001-08911); United States Department of Treasury; Valero Energy Corporation (Commission file number 001-13175); Verizon Communications Inc. (Commission file number 001-08606); Paramount Global (formerly known as ViacomCBS Inc. and CBS Corporation) (Commission file number 001-09553); and Weyerhaeuser Company (Commission file number 001-04825) on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the respective underlying securities issuers have filed electronically with the SEC. The underlying securities issuer DaimlerChrysler North America Holding Corp. (now known as Daimler Finance North America LLC) and the guarantor, Daimler AG, no longer file periodic Exchange Act reports. Unless and until the underlying securities comprise 10% of the assets held by the trust, the trust is not required to liquidate its holdings of the asset. If such circumstances were to occur, such as an increase in concentration of DaimlerChrysler assets to at least 10% of total trust assets, the asset would have to be liquidated.

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

ITEM 1C. CYBERSECURITY

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not Applicable.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: Not Applicable.

(a)(2) Financial Statement Schedules: Not Applicable.

(a)(3) List of Exhibits

The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

4.1	For a description of the securities of the INDEXPLUS Trust Series 2003-1, see Prospectus Supplement (To Prospectus dated October 24, 2002) dated as of December 11, 2003 filed by the Depositor with the SEC on December 15, 2003 and incorporated here by reference.

31.1.	Certification of the President of Registrant dated March 22, 2024, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

97.	Policy Relating to Recovery of Erroneously Awarded Compensation.

99.1.	Trustee’s Annual Compliance Certificate dated March 18, 2024.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 7, 2024, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 7, 2024 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Accountants, dated February 21, 2024, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2024 and PPLUS Minimum Servicing Standards.

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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 22, 2024	By:	/s/ Matthew J. Nelson
		Name:	Matthew J. Nelson
		Title:	President